Form 10-K
period 1996-12-31
NATIONAL FINANCIAL AUTO FUNDING TRUST
filed 1997-04-16
CIK 1005405

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended DECEMBER 31, 1996

                                        or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934  [Fee Required]
For the transition period from                 to

Commission file Number 33-80813

National Financial Auto Funding Trust
(Exact name of registrant as specified in its charter)

              Delaware                                      not applicable
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.

One Park Place, Suite 200
621 N.W. 53rd Street
Boca Raton, Florida                                 33487
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:        (407) 997-2747

           Securities registered  pursuant to Section 12(g)  of the Act:
a single series of certificates  entitled 6.33%   Automotive Receivables Backed
Certificates,  Series 1996- 1
               (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes         x   No


                       DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

        FORMS 8-K DATED   NOVEMBER 21, 1996;  DECEMBER 21, 1996

                                      PART I

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                      PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
        1. Number of Certificateholders of record as of the end of the reporting year:
               There was one Certificateholder of record as of the end of the reporting year registered to Cede & Co. for the Depository Trust Company.

        2.     Principal market in which the Certificate is traded:
               The Certificate s not traded on any public market.

        3.     Aggregate Principal and Interest distributed on the certificate:

               For the period commencing November 21, 1996 and ending
               December 31, 1996, the following amounts were distributed to the Class A:

               Principal             Interest
               $ 0                   $ 414,918.14


Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial      Disclosures:  Information required by Item 304 of Reg. S-K.

        There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
        FOR THE PERIOD ENDING DECEMBER 31, 1996

               National Financial Auto Funding Trust
               Summary of Principal and Interest Distributions

               Date                  Principal             Interest

               11/21/96              $  0                  $  87,351.19
               12/21/96              $  0                  $ 327,566.95
               Total                 $  0                  $ 414,918.14


                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   (Registrant)              National Financial Auto Funding Trust

   (Printed Name, Title)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)     /s/  Keith Richardson, Trust Administrator

   (Printed Name, Title)          Keith Richardson, Trust Administrator

Date                         April 16, 1997