Form 10-K
period 1998-12-31
NATIONAL FINANCIAL AUTO FUNDING TRUST
filed 1999-07-23
CIK 1005405

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                          FORM 10-K



                         Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934


(Mark One)
[ x   ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

_________________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
        Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-28829

      National Financial Auto Funding Trust
(Exact name of registrant as specified in its charter)

      Delaware                               not applicable
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

One Park Place
621 N.W. 53rd Street                                        33487
Boca Raton, FL
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:         (800)999-7535

Securities registered pursuant to Section 12(b) of the Act
            NONE
Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      x  Yes             No


                                          PART I

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
         There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters The following were Noteholders and Certificateholders of record as of the end of the reporting year.
      National Auto Finance 1998-1 Trust
      Series 1998-1 Class A               Cede & Co.
      Series 1998-1 Class B               Cede & Co.

      There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:    Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
      The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
      Cede & Co.
      c/o The Depository Trust Company
      Seven Hanover Square
      New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
      There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.

      (b)   Reports on Form 8-K
      The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated January 21, 1998; February 23, 1998; March 23, 1998; April 21, 1998; May 21, 1998;
      June 22, 1998; July 21, 1998; August 21, 1998, September 21, 1998
      October 21, 1998; November 23, 1998 and December 21, 1998

      (c)    See (a) 3 above

      (d)    Not Applicable



                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


National Auto Finance 1998-1 Trust

      /s/  Kevin Adams, VP/CFO
      Kevin Adams
      VP/CFO
      First Trust National Association

Date  July 15, 1999


                         EXHIBIT INDEX

      Exhibit Number     Description
               99.1      Annual Summary Statement
               99.2      Annual Statement of Compliance
               99.3      Report of Independent Accountants

      Current Reports on Form 8-K filed during the year ending December 31, 1998

      Date                                Items Reported
      January 21, 1998                    Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      February 23, 1998                   Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      March 23, 1998                      Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      April 21, 1998                      Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      May 21, 1998                        Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      June 22, 1998                       Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      July 21, 1998                       Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      August 21, 1998                     Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      September 21, 1998                  Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      October 21, 1998                    Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      November 23, 1998                   Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

      December 21, 1998                   Monthly Report sent to certificate
                                          holders with the January 1998
                                          distribution

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


       EXHIBIT 99.3 -- Report of Independent Auditors
      To be supplied upon receipt by the Trustee