Form 10-K
period 1997-12-31
NATIONAL FINANCIAL AUTO FUNDING TRUST
filed 1999-09-17
CIK 1005405

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                          FORM 10-K



                         Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934


(Mark One)
[ x   ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1997

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters The following were Noteholders and Certificateholders of record as of the end of the reporting year.
      National Auto Finance 1997-1 Trust
      Series 1997-1 Class A               Cede & Co.
      Series 1997-1 Class B               Cede & Co.

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

      (b)   Reports on Form 8-K
      The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated August 21, 1997, September 22, 1997; October 21, 1997; November 21, 1997 and
      December 22, 1997

      (c)    See (a) 3 above

      (d)    Not Applicable



                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


National Auto Finance 1997-1 Trust

      /s/  Keith B. Stein
      Keith B. Stein
      Secretary


Date  September 16, 1999


                         EXHIBIT INDEX

      Exhibit Number     Description
               99.1      Annual Summary Statement
               99.2      Annual Statement of Compliance
               99.3      Report of Independent Accountants

      Current Reports on Form 8-K filed during the year ending December 31, 1998

      Date                                Items Reported

      August 21, 1997                     Monthly Report sent to certificate
                                          holders with the August, 1997
                                          distribution

      September 22, 1997                  Monthly Report sent to certificate
                                          holders with the September, 1997
                                          distribution

      October 21, 1997                    Monthly Report sent to certificate
                                          holders with the October, 1997
                                          distribution

      November 21, 1997                   Monthly Report sent to certificate
                                          holders with the November, 1997
                                          distribution

      December 22, 1997                   Monthly Report sent to certificate
                                          holders with the December, 1997
                                          distribution


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
      To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
      To be supplied upon receipt by the Trustee